Form 10-K/A
period 2022-12-31
BENCHMARK 2022-B35 MORTGAGE TRUST
filed 2023-09-15
CIK 1921064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

  Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2023 under Commission File No. 333-262701-01 (the “Original Form 10-K”) is (i) to replace the report on assessment of compliance with servicing criteria for asset-backed securities of Berkadia Commercial Mortgage LLC filed as Exhibits 33.8 and 33.14, respectively, to the Original Form 10-K with the revised report on assessment of compliance with servicing criteria for asset-backed securities of Berkadia Commercial Mortgage LLC attached as Exhibits 33.8 and 33.14, respectively, hereto, and (b) to replace the attestation report on assessment of compliance with servicing criteria for asset-backed securities of Berkadia Commercial Mortgage LLC filed as Exhibits 34.8 and 34.14, respectively, to the Original Form 10-K with the revised attestation report on assessment of compliance with servicing criteria for asset-backed securities of Berkadia Commercial Mortgage LLC attached as Exhibits 34.8 and 34.14, respectively, hereto.   Except as described above, no other changes are being made to the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications required by Rule 13a–14(d)/15d–14(d), which are attached as Exhibit 31 hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

31  Rule 13a-14(d)/15d-14(d) Certification.

33  Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.8 Berkadia Commercial Mortgage LLC, as primary servicer

33.14 Berkadia Commercial Mortgage LLC, as servicer for the ILPT Logistics Portfolio mortgage loan under the ILPT 2022-LPFX TSA. (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.8 Berkadia Commercial Mortgage LLC, as primary servicer

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

Date: September 15, 2023