Form 10-K
period 2023-12-31
BENCHMARK 2022-B35 MORTGAGE TRUST
filed 2024-03-29
CIK 1921064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(667) 786‑1992

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

3. The 200 West Jackson mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Bedrock Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMARK 2022-B33 PSA (as defined in Item 15 below). Effective as of May 2, 2023, Midland Loan Services, a Division of PNC Bank, National Association was terminated as the special servicer  under the Benchmark 2022-B33 PSA, and K-Star Asset Management LLC has been appointed to act as the successor special servicer under the Benchmark 2022-B33 PSA, as disclosed in the Current Report on Form 8-K filed on May 2, 2023 under Commission File No. 333-262701-01.

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

7. Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association, as servicer under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced, (ii) K-Star Asset Management LLC, as special servicer for the 200 West Jackson mortgage loan under BMARK 2022-B33 PSA on and after May 2, 2023, (iii) Rialto Capital Advisors, LLC, as special servicer for the Novo Nordisk HQ mortgage agreement under BMARK 2021-B31 PSA, (iv) Citibank, N.A., as custodian for the Novo Nordisk HQ mortgage loan under the BMARK 2021-B31 PSA and (v) LNR Partners, LLC, as special servicer for the Gem Tower mortgage loan under the BMARK 2022-B34 PSA, are not included in this report on Form 10-K because each of Wells Fargo Bank, National Association, Rialto Capital Advisors, LLC, K-Star Asset Management LLC, Citibank, N.A. and LNR Partners, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the BMARK 2022-B32 PSA, the ILPT 2022-LPFX TSA, the BMARK 2022-B33 PSA, the BXP 2021-601L TSA and the BMARK 2022-B34 PSA and (ii) Citibank, N.A., as certificate administrator for the Novo Nordisk HQ mortgage loan under the BMARK 2021-B31 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

8. This report on Form 10-K does not include the servicer compliance statements of (i) K-Star Asset Management LLC, as special servicer for the 200 West Jackson mortgage loan under BMARK 2022-B33 PSA on and after May 2, 2023, (ii) Situs Holdings, LLC, as special servicer for the ILPT Logistics Portfolio mortgage loan under the ILPT 2022-LPFX TSA and as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L PSA, (iii) Wells Fargo Bank, National Association, as servicer under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced, (iv) Rialto Capital Advisors, LLC, as special servicer for the Novo Nordisk HQ mortgage agreement under BMARK 2021-B31 PSA and (v) LNR Partners, LLC, as special servicer for the Gem Tower mortgage loan under the BMARK 2022-B34 PSA, because each of K-Star Asset Management LLC, Situs Holdings, LLC, Wells Fargo Bank, National Association, Rialto Capital Advisors, LLC and LNR Partners, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BMARK 2022-B32 PSA, the ILPT 2022-LPFX TSA, the BMARK 2022-B33 PSA, the BXP 2021-601L TSA and the BMARK 2022-B34 PSA and (ii) Citibank, N.A., as certificate administrator for the Novo Nordisk HQ mortgage loan under the BMARK 2021-B31 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
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

33.15  Situs Holdings, LLC, as special servicer for the ILPT Logistics Portfolio mortgage loan under the ILPT 2022-LPFX TSA.

33.16  Park Bridge Lender Services LLC, as operating advisor for the ILPT Logistics Portfolio mortgage loan under the ILPT 2022-LPFX TSA. (see Exhibit 33.3)

33.17  Computershare Trust Company, National Association, as custodian for the ILPT Logistics Portfolio mortgage loan under the ILPT 2022-LPFX TSA. (see Exhibit 33.5)

33.18  Wilmington Trust, National Association, as trustee under the ILPT 2022-LPFX TSA, pursuant to which the ILPT Logistics Portfolio mortgage loan is serviced. (see Exhibit 33.6)

33.19  Midland Loan Services, A Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B33 PSA, pursuant to which the 200 West Jackson mortgage loan is serviced. (see Exhibit 33.7)

33.20  Midland Loan Services, A Division of PNC Bank, National Association, as special servicer for the 200 West Jackson mortgage loan under BMARK 2022-B33 PSA prior to May 2, 2023. (see Exhibit 33.7)

33.21  K-Star Asset Management LLC, as special servicer for the 200 West Jackson mortgage loan under BMARK 2022-B33 PSA on and after May 2, 2023. (omitted; see Explanatory Note 7)

33.22  Park Bridge Lender Services LLC, as operating advisor for the 200 West Jackson mortgage loan under the BMARK 2022-B33 PSA. (see Exhibit 33.3)

33.23  Computershare Trust Company, National Association, as custodian for the 200 West Jackson mortgage loan under the BMARK 2022-B33 PSA. (see Exhibit 33.5)

33.24  Wilmington Trust, National Association, as trustee under the BMARK 2022-B33 PSA, pursuant to which the 200 West Jackson mortgage loan is serviced. (see Exhibit 33.6)

33.25 Situs Holdings, LLC, as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA. (see Exhibit 33.15)

33.26 Computershare Trust Company, National Association, as trustee for the 601 Lexington Jackson mortgage loan under the BXP 2021-601L TSA. (see Exhibit 33.4)

33.27  Computershare Trust Company, National Association, as custodian for the 601 Lexington Jackson mortgage loan under the BXP 2021-601L TSA. (see Exhibit 33.5)

33.28  Midland Loan Services, A Division of PNC Bank, National Association, as master servicer under the BMARK 2021-B31 PSA, pursuant to which the Novo Nordisk HQ mortgage loan is serviced. (see Exhibit 33.7)

33.29  Pentalpha Surveillance LLC, as operating advisor for the Novo Nordisk HQ mortgage loan under the BMARK 2021-B31 PSA. (see Exhibit 33.11)

33.30  Wilmington Trust, National Association, as trustee under the BMARK 2021-B31 PSA, pursuant to which the Novo Nordisk HQ mortgage loan is serviced. (see Exhibit 33.6)

33.31  KeyBank National Association, as master servicer under the BMARK 2022-B34 PSA, pursuant to which the Gem tower mortgage loan is serviced. (see Exhibit 33.1)

33.32  Park Bridge Lender Services LLC, as operating advisor for the Gem Tower mortgage loan under the BMARK 2022-B34 PSA. (see Exhibit 33.3)

33.33  Computershare Trust Company, National Association, as custodian for the Gem Tower mortgage loan under the BMARK 2022-B34 PSA. (see Exhibit 33.5)

33.34   Wilmington Trust, National Association, as trustee under the BMARK 2022-B34 PSA, pursuant to which the Gem Tower mortgage loan is serviced. (see Exhibit 33.6)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

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

34.15  Situs Holdings, LLC, as special servicer for the ILPT Logistics Portfolio mortgage loan under the ILPT 2022-LPFX TSA.

34.16  Park Bridge Lender Services LLC, as operating advisor for the ILPT Logistics Portfolio mortgage loan under the ILPT 2022-LPFX TSA. (see Exhibit 34.3)

34.17  Computershare Trust Company, National Association, as custodian for the ILPT Logistics Portfolio mortgage loan under the ILPT 2022-LPFX TSA. (see Exhibit 34.5)

34.18  Wilmington Trust, National Association, as trustee under the ILPT 2022-LPFX TSA, pursuant to which the ILPT Logistics Portfolio mortgage loan is serviced. (see Exhibit 34.6)

34.19  Midland Loan Services, A Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B33 PSA, pursuant to which the 200 West Jackson mortgage loan is serviced. (see Exhibit 34.7)

34.20  Midland Loan Services, A Division of PNC Bank, National Association, as special servicer for the 200 West Jackson mortgage loan under BMARK 2022-B33 PSA prior to May 2, 2023. (see Exhibit 34.7)

34.21  K-Star Asset Management LLC, as special servicer for the 200 West Jackson mortgage loan under BMARK 2022-B33 PSA on and after May 2, 2023. (omitted; see Explanatory Note 7)

34.22  Park Bridge Lender Services LLC, as operating advisor for the 200 West Jackson mortgage loan under the BMARK 2022-B33 PSA. (see Exhibit 34.3)

34.23  Computershare Trust Company, National Association, as custodian for the 200 West Jackson mortgage loan under the BMARK 2022-B33 PSA. (see Exhibit 34.5)

34.24  Wilmington Trust, National Association, as trustee under the BMARK 2022-B33 PSA, pursuant to which the 200 West Jackson mortgage loan is serviced. (see Exhibit 34.6)

34.25 Situs Holdings, LLC, as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA. (see Exhibit 34.15)

34.26 Computershare Trust Company, National Association, as trustee for the 601 Lexington Jackson mortgage loan under the BXP 2021-601L TSA. (see Exhibit 34.4)

34.27  Computershare Trust Company, National Association, as custodian for the 601 Lexington Jackson mortgage loan under the BXP 2021-601L TSA. (see Exhibit 34.5)

34.28  Midland Loan Services, A Division of PNC Bank, National Association, as master servicer under the BMARK 2021-B31 PSA, pursuant to which the Novo Nordisk HQ mortgage loan is serviced. (see Exhibit 34.7)

34.29  Pentalpha Surveillance LLC, as operating advisor for the Novo Nordisk HQ mortgage loan under the BMARK 2021-B31 PSA. (see Exhibit 34.11)

34.30  Wilmington Trust, National Association, as trustee under the BMARK 2021-B31 PSA, pursuant to which the Novo Nordisk HQ mortgage loan is serviced. (see Exhibit 34.6)

34.31  KeyBank National Association, as master servicer under the BMARK 2022-B34 PSA, pursuant to which the Gem tower mortgage loan is serviced. (see Exhibit 34.1)

34.32  Park Bridge Lender Services LLC, as operating advisor for the Gem Tower mortgage loan under the BMARK 2022-B34 PSA. (see Exhibit 34.3)

34.33  Computershare Trust Company, National Association, as custodian for the Gem Tower mortgage loan under the BMARK 2022-B34 PSA. (see Exhibit 34.5)

34.34   Wilmington Trust, National Association, as trustee under the BMARK 2022-B34 PSA, pursuant to which the Gem Tower mortgage loan is serviced. (see Exhibit 34.6)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1  KeyBank National Association, as master servicer

35.2  KeyBank National Association, as special servicer (see Exhibit 35.1)

35.3  Computershare Trust Company, National Association, as certificate administrator

35.4  Midland Loan Services, A Division of PNC Bank, National Association, as primary servicer

35.5  Berkadia Commercial Mortgage LLC, as primary servicer

35.6  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B32 PSA, pursuant to which the One Wilshire mortgage loan, the Bedrock Portfolio mortgage loan, and the Grede Casting Industrial Portfolio mortgage loan are serviced. (see Exhibit 35.4)

35.7  KeyBank National Association, as special servicer for the One Wilshire mortgage loan, the Bedrock Portfolio mortgage loan, and the Grede Casting Industrial Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 35.1)

35.8  Berkadia Commercial Mortgage LLC, as servicer under the ILPT 2022-LPFX TSA, pursuant to which the ILPT Logistics Portfolio mortgage loan is serviced

35.9  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B33 PSA, pursuant to which the 200 West Jackson mortgage loan is serviced. (see Exhibit 35.4)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 200 West Jackson mortgage loan under the BMARK 2022-B33 PSA prior to May 2, 2023. (see Exhibit 35.4)

35.11  K-Star Asset Management LLC, as special servicer for the 200 West Jackson mortgage loan under BMARK 2022-B33 PSA on and after May 2, 2023. (omitted; see Explanatory Note 8)

35.12  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2021-B31 PSA, pursuant to which the Novo Nordisk HQ mortgage loan is serviced. (see Exhibit 35.4)

35.13  KeyBank National Association, as master servicer under the BMARK 2022-B34 PSA, pursuant to which the Gem Tower mortgage loan is serviced. (see Exhibit 35.1)

99.1 Mortgage Loan Purchase Agreement, dated as of May 1, 2022, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated May 12, 2022, and filed by the registrant on May 12, 2022 under Commission File No. 333-262701-01, and is incorporated by reference herein).

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

Date: March 29, 2024