Form 10-K
period 2025-12-31
BENCHMARK 2022-B35 MORTGAGE TRUST
filed 2026-03-31
CIK 1921064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

4. The 601 Lexington Avenue mortgage loan, which represented approximately 1.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 601 Lexington Avenue mortgage loan and each of the related companion loan(s) are serviced pursuant to the BXP 2021 601L TSA (as defined in Item 15 below). Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as servicer under the BXP 2021 601L TSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-262701-01.

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

7. Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced, (ii) Trimont LLC, as servicer on and after March 1, 2025 under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced, (iii) K-Star Asset Management LLC, as special servicer for the 200 West Jackson mortgage loan under BMARK 2022-B33 PSA, (iv) Rialto Capital Advisors, LLC, as special servicer for the Novo Nordisk HQ mortgage agreement under BMARK 2021-B31 PSA, (v) Citibank, N.A., as custodian for the Novo Nordisk HQ mortgage loan under the BMARK 2021-B31 PSA and (vi) LNR Partners, LLC, as special servicer for the Gem Tower mortgage loan under the BMARK 2022-B34 PSA, are not included in this report on Form 10-K because each of Wells Fargo Bank, National Association, Trimont LLC, Rialto Capital Advisors, LLC, K-Star Asset Management LLC, Citibank, N.A. and LNR Partners, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the BMARK 2022-B32 PSA, the ILPT 2022-LPFX TSA, the BMARK 2022-B33 PSA, the BXP 2021-601L TSA and the BMARK 2022-B34 PSA and (ii) Citibank, N.A., as certificate administrator for the Novo Nordisk HQ mortgage loan under the BMARK 2021-B31 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

8. This report on Form 10-K does not include the servicer compliance statements of (i) K-Star Asset Management LLC, as special servicer for the 200 West Jackson mortgage loan under BMARK 2022-B33 PSA, (ii) Situs Holdings, LLC, as special servicer for the ILPT Logistics Portfolio mortgage loan under the ILPT 2022-LPFX TSA and as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L PSA, (iii) Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced, (iv) Trimont LLC, as servicer on and after March 1, 2025 under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced, (v) Rialto Capital Advisors, LLC, as special servicer for the Novo Nordisk HQ mortgage agreement under BMARK 2021-B31 PSA and (vi) LNR Partners, LLC, as special servicer for the Gem Tower mortgage loan under the BMARK 2022-B34 PSA, because each of K-Star Asset Management LLC, Situs Holdings, LLC, Wells Fargo Bank, National Association, Trimont LLC, Rialto Capital Advisors, LLC and LNR Partners, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BMARK 2022-B32 PSA, the ILPT 2022-LPFX TSA, the BMARK 2022-B33 PSA, the BXP 2021-601L TSA and the BMARK 2022-B34 PSA and (ii) Citibank, N.A., as certificate administrator for the Novo Nordisk HQ mortgage loan under the BMARK 2021-B31 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wilmington Trust, National Association (“WTNA”) (i) as trustee, (ii) as trustee under the BMARK 2022-B32 PSA, pursuant to which the One Wilshire mortgage loan, the Bedrock Portfolio mortgage loan and the Grede Casting Industrial Portfolio mortgage loan are serviced, (iii) as trustee under the ILPT 2022-LPFX TSA, pursuant to which the ILPT Logistics Portfolio mortgage loan is serviced, (iv) as trustee under the BMARK 2022-B33 PSA, pursuant to which the 200 West Jackson mortgage loan is serviced, (v) as trustee under the BMARK 2021-B31 PSA, pursuant to which the Novo Nordisk HQ mortgage loan is serviced and (vi) as trustee under the BMARK 2022-B34 PSA, pursuant to which the Gem Tower mortgage loan is serviced:

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions.  The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables.  WTNA intends to vigorously defend itself against this legal action.

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

(4.5) Trust and Servicing Agreement, dated as of December 29, 2021 ("BXP 2021-601L TSA"), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as servicer, Situs Holdings, LLC, as special servicer, and Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated May 12, 2022, and filed by the registrant on May 12, 2022 under Commission File No. 333-262701-01, and is incorporated by reference herein). (See Explanatory Note 4)

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

Date: March 30, 2026